Form 10-K
period 2024-12-31
WF Card Issuance Trust; WF Card Funding LLC
filed 2025-03-25
CIK 1833494, 1833590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number of Issuing Entity: 333-251538-01

Central Index Key Number of Issuing Entity: 0001833494

WF CARD ISSUANCE TRUST*

(Exact name of issuing entity as specified in its charter)

(Issuer of the Notes)

Commission File Number of Depositor: 333-251538

Central Index Key Number of Depositor: 0001833590

WF CARD FUNDING, LLC

(Exact Name of Depositor as Specified in Its Charter)

Central Index Key Number of Sponsor: 0000740906

WELLS FARGO BANK, NATIONAL ASSOCIATION

(Exact Name of Sponsor as Specified in Its Charter)

Delaware

(State or Other Jurisdiction of Incorporation or Organization of the Issuing Entity)

WF Card Issuance Trust

c/o WF Card Funding, LLC

550 S Tryon Street, Floor 18

D1086-180

Charlotte, North Carolina 28202

(Address of Principal Executive Offices of Issuing Entity)

(866) 263-3059

(Registrant’s telephone number, including area code)

Not Applicable

(I.R.S. Employer Identification No.)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐ [Rule 405 of Regulation S-T is not applicable.]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company. or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ [Not Applicable]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No  ☒

Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

Documents Incorporated by Reference. See Item 15(b).

*

In accordance with relevant regulations of the Securities and Exchange Commission, the depositor files annual and other reports with the Commission on behalf of WF Card Issuance Trust under the Central Index Key (CIK) number (0001833494).

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 1.	Business.

Item 1A.	Risk Factors.

Item 1C.	Cybersecurity.

Item 2.	Properties.

Item 3.	Legal Proceedings.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Substitute information provided in accordance with General Instruction J to Form 10–K: Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

The pool assets held by WF Card Issuance Trust do not include any significant obligors.

Item 1114(b)(2) of Regulation AB: Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).

Based on the standards set forth in Item 1114(b)(2) of Regulation AB, no information is required in response to this Item.

Item 1115(b) of Regulation AB: Certain Derivatives Instruments (Financial Information).

Based on the standards set forth in Item 1115(b) of Regulation AB, no information is required in response to this Item.

Item 1117 of Regulation AB: Legal Proceedings.

Litigation claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. Below we provide a description of certain legal proceedings and claims.

Industry Developments

Wells Fargo Bank, National Association (“WFBNA”) currently issues Visa and Mastercard credit cards and, in the future, could become a credit card issuer in one or more other major credit card payment networks, including American Express. Mastercard and Visa are subject to settlement obligations relating to certain litigations and continue to be subject to significant ongoing litigations, including class actions. These settlements and litigations are based on, among other things, claimed violations of United States federal antitrust laws, claims that currency conversion fees were wrongly applied on purchases of goods and services in foreign countries, and claims alleging that the interchange charged by Mastercard and Visa is impermissible. The costs associated with these settlements, litigations and other matters could cause Mastercard and Visa to invest less in their networks and marketing efforts and could adversely affect the interchange paid to their member banks, including WFBNA.

Interchange Litigation

Plaintiffs representing a class of merchants have filed putative class actions, and individual merchants have filed individual actions, alleging that Visa and Mastercard, as well as certain payment card issuing banks including WFBNA, unlawfully colluded to set interchange rates associated with Visa and Mastercard payment card transactions and that enforcement of certain Visa and Mastercard rules and alleged tying and bundling of services offered to merchants were anticompetitive (the “Interchange Litigation”). These actions have been consolidated in the United States District Court for the Eastern District of New York. Wells Fargo & Company (“WFC”) and its consolidated subsidiaries, including WFBNA (collectively, the “Company”), along with other defendants and entities, are parties to loss and judgment sharing agreements, which provide that they, along with other entities, will share, based on a formula, in any losses or judgments from the relevant litigation. In July 2012, Visa, Mastercard, and the financial institution defendants, including the Company, agreed to pay a total of approximately $6.6 billion in order to settle the consolidated action. Several merchants opted out of the settlement and are pursuing individual actions. In June 2016, the United States Court of Appeals for the Second Circuit vacated the settlement agreement and reversed and remanded the consolidated action to the district court for further proceedings. In November 2016, the district court appointed lead class counsel for a damages class and an equitable relief class. The parties entered into a settlement agreement to resolve the damages class claims pursuant to which defendants agreed to pay a total of approximately $6.2 billion, which includes approximately $5.3 billion of funds remaining in escrow from the 2012 settlement and $900 million in additional funding. The Company’s allocated responsibility for the additional funding is approximately $94.5 million. The court granted final approval of the settlement on December 13, 2019, which was affirmed by the Second Circuit on March 15, 2023. On September 27, 2021, the district court granted the plaintiffs’ motion for class certification in the equitable relief case. On March 26, 2024, Visa and Mastercard entered into a settlement agreement to resolve the equitable relief class claims, which was denied by the district court on June 25, 2024. Some of the opt-out and direct-action cases have been settled while others remain pending.

U.S. Bank Trust Company, National Association and U.S. Bank National Association

U.S. Bank Trust Company, National Association, the indenture trustee (“U.S. Bank Trust Co.), is the wholly owned subsidiary of U.S. Bank National Association (“U.S. Bank N.A.”) (U.S. Bank N.A. and U.S. Bank Trust Co. are collectively referred to herein as “U.S. Bank”). U.S. Bank N.A. and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage-backed securities (“RMBS”) trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank N.A. and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.

U.S. Bank N.A. denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously. However, U.S. Bank N.A. cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank N.A. in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”). The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans. Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank N.A. concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action.

U.S. Bank N.A. has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases. On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.

U.S. Bank N.A. denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses. It has contested and intends to continue contesting the plaintiffs’ claims vigorously.

U.S. Bank has provided us with the information in the paragraphs above in response to the requirements of Regulation AB. Other than the above five paragraphs and the information concerning U.S. Bank specified in this Form 10-K under the caption Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria and in Exhibit 33.2 and Exhibit 34.2 to this Form 10-K, U.S. Bank has not participated in the preparation of, and is not responsible for, any other information contained in this Form 10-K.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6.	[Reserved.]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 9A.	Controls and Procedures.

Item 9B:	Other Information.

None.

Item 9C:	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accountant Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10–K:

Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of WFBNA and U.S. Bank (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by WF Card Issuance Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of, and for the applicable reporting period ended, December 31, 2024, which Reports on Assessment are included as exhibits to this Form 10-K. The “applicable reporting period” is based on the scope of each Servicing Participant’s platform-level report, which is a 10-month period in the case of WFBNA and a 12-month period in the case of U.S. Bank. See “—Platform-Level Reports” below. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

Vendors

A Servicing Participant may engage one or more vendors to perform specific and limited, or scripted activities that address all or a portion of one or more servicing criteria applicable to such Servicing Participant. Generally in these cases, the Servicing Participant has instituted policies and procedures to monitor whether such vendors’ activities comply in all material respects with such servicing criteria, and may elect to take responsibility for assessing compliance with the servicing criteria applicable to such vendors’ activities in such Servicing Participant’s Report on Assessment. Where the Servicing Participant has not instituted such policies and procedures, or where the Servicing Participant does not otherwise elect to take responsibility for assessing its vendors’ activities, the vendor is itself treated as a Servicing Participant and is required to provide its own Report on Assessment and related Attestation Report.

No Report on Assessment or related Attestation Report has identified (i) any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant or (ii) any material deficiency in such Servicing Participant’s policies and procedures to monitor vendor compliance.

Platform-Level Reports

Regulations of the Securities and Exchange Commission (“SEC”) require that each Servicing Participant complete a Report on Assessment at a “platform” level, meaning that the transactions covered by the Report on Assessment should include all asset- backed securities transactions involving such Servicing Participant that are backed by the same asset type. Further guidance from the SEC staff identifies additional parameters that a

Servicing Participant may apply to define and further limit its platform. For example, a Servicing Participant may define its platform to include only transactions that were completed on or after January 1, 2006 and that were registered with the SEC pursuant to the Securities Act of 1933. Each Servicing Participant is responsible for defining its own platform, and each platform will naturally differ based on various factors, including the Servicing Participant’s business model, the transactions in which it is involved and the range of activities performed in those transactions.

Based on our understanding of their platforms and the guidance that is available at this time, we believe that the parameters by which the Servicing Participants have defined their platforms should be permissible. However, because the guidance available at this time is subject to clarification or change, we cannot assure you that the SEC and its staff will necessarily agree.

Item 1123 of Regulation AB: Servicer Compliance Statement.

WFBNA has been identified by the registrant as a servicer meeting the criteria of Item 1108(a)(2)(i), (ii) or (iii) of Regulation AB with respect to the pool assets held by WF Card Issuance Trust. WFBNA has provided a statement of compliance with the related servicing agreement (the “Compliance Statement”), signed by an authorized officer of WFBNA. The Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Not Applicable. (a)(2) Not Applicable.

(a)(3) The exhibits required by Item 601 of regulation S-K are listed in the Exhibit Index.

(b) Exhibits.

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Limited Liability Company Agreement of WF Card Funding, LLC (included as Exhibit 3.1 to the registrant’s Form 8-K filed with the Securities and Exchange Commission on November 14, 2023, which is incorporated herein by reference).

4.1	Receivables Purchase Agreement, dated as of November 14, 2023 (included as Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2023, which is incorporated herein by reference).

4.2	Transfer Agreement, dated as of November 14, 2023 (included as Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2023, which is incorporated herein by reference).

4.3	Amended and Restated Trust Agreement, dated as of November 14, 2023 (included as Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2023, which is incorporated herein by reference).

4.4	Indenture, dated as of November 14, 2023 (included as Exhibit 4.4 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2023, which is incorporated herein by reference).

4.5	WFCardSeries Indenture Supplement, dated as of November 14, 2023 (included as Exhibit 4.5 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2023, which is incorporated herein by reference).

4.6	Servicing Agreement, dated as of November 14, 2023 (included as Exhibit 4.6 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2023, which is incorporated herein by reference).

4.7	Asset Representations Review Agreement, dated as of November 14, 2023 (included as Exhibit 4.7 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2023, which is incorporated herein by reference).

4.8	Class A(2024-1) Terms Document, dated as of March 1, 2024 (included in Exhibit 4.1.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 1, 2024, which is incorporated herein by reference).

4.9	Class A(2024-2) Terms Document, dated as of October 24, 2024 (included in Exhibit 4.1.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 24, 2024, which is incorporated herein by reference).

4.10	Class B(2024-1) Terms Document, dated as of February 14, 2024.

4.11	Class C(2024-1) Terms Document, dated as of February 14, 2024.

4.12	Class D(2024-1) Terms Document, dated as of February 14, 2024.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, National Association.

Exhibit Number	Description

33.2	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank.

34.1	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Wells Fargo Bank, National Association.

34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank

35.1	Servicer Compliance Statement of Wells Fargo Bank, National Association.

(c) Not Applicable.

Item 16. Form 10-K Summary.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WF Card Funding, LLC, as Depositor of WF Card Issuance Trust

By:	/s/ Kristine Kinzle
Name:	Kristine Kinzle
Title:	Executive Director & Treasurer
(senior officer in charge of securitization of WF Card Funding, LLC)

Date:	March 25, 2025