Form 10-K
period 2025-12-31
WF Card Issuance Trust; WF Card Funding LLC
filed 2026-03-25
CIK 1833494, 1833590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Interchange Litigation

Plaintiffs representing a class of merchants have filed putative class actions, and individual merchants have filed individual actions, alleging that Visa and Mastercard, as well as certain payment card issuing banks including WFBNA, unlawfully colluded to set interchange rates associated with Visa and Mastercard payment card transactions and that enforcement of certain Visa and Mastercard rules and alleged tying and bundling of services offered to merchants were anticompetitive (the “Interchange Litigation”). These actions have been consolidated in the United States District Court for the Eastern District of New York. Wells Fargo & Company (“WFC”) and its consolidated subsidiaries, including WFBNA (collectively, the “Company”), along with other defendants and entities, are parties to loss and judgment sharing agreements, which provide that they, along with other entities, will share, based on a formula, in any losses or judgments from the relevant litigation. In July 2012, Visa, Mastercard, and the financial institution defendants, including the Company, agreed to pay a total of approximately $6.6 billion in order to settle the consolidated action. Several merchants opted out of the settlement and are pursuing individual actions. In June 2016, the United States Court of Appeals for the Second Circuit vacated the settlement agreement and reversed and remanded the consolidated action to the district court for further proceedings. In November 2016, the district court appointed lead class counsel for a damages class and an equitable relief class. The parties entered into a settlement agreement to resolve the damages class claims pursuant to which defendants agreed to pay a total of approximately $6.2 billion, which includes approximately $5.3 billion of funds remaining in escrow from the 2012 settlement and $900 million in additional funding. The Company’s allocated responsibility for the additional funding is approximately $94.5 million. The court granted final approval of the settlement on December 13, 2019, which was affirmed by the Second Circuit on March 15, 2023. On September 27, 2021, the district court granted the plaintiffs’ motion for class certification in the equitable relief case. On March 26, 2024, Visa and Mastercard entered into a settlement agreement to resolve the equitable relief class claims, which was denied by the district court on June 25, 2024. In November 2025, Visa and Mastercard announced a revised settlement proposal. The district court has scheduled a hearing on April 20, 2026, to consider whether to grant preliminary approval of the proposed settlement. Some of the opt-out and direct-action cases have been settled while others remain pending.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of WFBNA and U.S. Bank (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by WF Card Issuance Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of, and for the applicable reporting period ended, December 31, 2025, which Reports on Assessment are included as exhibits to this Form 10-K. The “applicable reporting period” is based on the scope of each Servicing Participant’s platform-level report, which is a 12-month period in the case of WFBNA and a 12-month period in the case of U.S. Bank. See “—Platform-Level Reports” below. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Not Applicable. (a)(2) Not Applicable.

(a)(3) The exhibits required by Item 601 of regulation S-K are listed in the Exhibit Index.

(b) Exhibits.

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Limited Liability Company Agreement of WF Card Funding, LLC (included as Exhibit 3.1 to the registrant’s Form 8-K filed with the Securities and Exchange Commission on November 14, 2023, which is incorporated herein by reference).

4.1	Receivables Purchase Agreement, dated as of November 14, 2023 (included as Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2023, which is incorporated herein by reference).

4.2	Transfer Agreement, dated as of November 14, 2023 (included as Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2023, which is incorporated herein by reference).

4.3	Amended and Restated Trust Agreement, dated as of November 14, 2023 (included as Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2023, which is incorporated herein by reference).

4.4	Indenture, dated as of November 14, 2023 (included as Exhibit 4.4 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2023, which is incorporated herein by reference).

4.5	WFCardSeries Indenture Supplement, dated as of November 14, 2023 (included as Exhibit 4.5 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2023, which is incorporated herein by reference).

4.6	Servicing Agreement, dated as of November 14, 2023 (included as Exhibit 4.6 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2023, which is incorporated herein by reference).

4.7	Asset Representations Review Agreement, dated as of November 14, 2023 (included as Exhibit 4.7 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2023, which is incorporated herein by reference).

4.8	Class A(2024-1) Terms Document, dated as of March 1, 2024 (included in Exhibit 4.1.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 1, 2024, which is incorporated herein by reference).

4.9	Class A(2024-2) Terms Document, dated as of October 24, 2024 (included in Exhibit 4.1.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 24, 2024, which is incorporated herein by reference).

4.10	Class A(2025-1) Terms Document, dated as of June 10, 2025 (included in Exhibit 4.1.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 10, 2025, which is incorporated herein by reference).

4.11	Class B(2024-1) Terms Document, dated as of February 14, 2024 (included in Exhibit 4.10 to the registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 25, 2025, which is incorporated herein by reference).

4.12	Class C(2024-1) Terms Document, dated as of February 14, 2024 (included in Exhibit 4.11 to the registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 25, 2025, which is incorporated herein by reference).

4.13	Class D(2024-1) Terms Document, dated as of February 14, 2024 (included in Exhibit 4.12 to the registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 25, 2025, which is incorporated herein by reference).

4.14	Class B(2025-1) Terms Document, dated as of May 27, 2025.

4.15	Class C(2025-1) Terms Document, dated as of May 27, 2025.

4.16	Class D(2025-1) Terms Document, dated as of May 27, 2025.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, National Association.

33.2	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank.

34.1	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Wells Fargo Bank, National Association.

34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank

35.1	Servicer Compliance Statement of Wells Fargo Bank, National Association.

(c) Not Applicable.

Item 16. Form 10-K Summary.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WF Card Funding, LLC, as Depositor of WF Card Issuance Trust

By:	/s/ Kristine Kinzle
Name:	Kristine Kinzle
Title:	President & CEO
(senior officer in charge of securitization of WF Card Funding, LLC)

Date:	March 25, 2026